Form 10-K405
period 1999-12-31
HEADLANDS MORTGAGE PASS THROUGH CERTIFICATES SERIES 1998-3
filed 2000-03-30
CIK 1076488

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-46019-3

  GreenPoint Mortgage Securities Inc. (formerly Headlands Mortgage Securities Inc.) (as Sponsor under a Pooling and Servicing Agreement dated as of December 1, 1998, among the Sponsor, GreenPoint Mortgage Funding, Inc. (formerly Headlands Mortgage Company, Inc.), as Seller and Master Servicer, and the Bank of New York, as Trustee, providing for the issuance of Mortgage Pass-Through Certificates Series 1998-3)

                      GREENPOINT MORTGAGE SECURITIES INC.
            (Exact Name of registrant as specified in its charter)

            Delaware                                         68-0397342
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                        identification no.)

 700 Larkspur Landing Circle, Suite 240,                       94939
          Larkspur, California                               (Zip code)
 (Address of principal executive offices)

                                (415) 461-6790
             (Registrant's telephone number, including area code)

   Securities registered pursuant                Securities registered pursuant
    to Section 12(b) of the Act:                   to Section 12(g) of the Act:

              None                                             None
        (Title of class)                                 (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                Not Applicable

                     Documents incorporated by reference:

                                Not Applicable

                      GREENPOINT MORTGAGE SECURITIES INC.
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-3

                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I      .........................................................................................    3
            ITEM 1   -   BUSINESS....................................................................    3
            ITEM 2   -   PROPERTIES..................................................................    3
            ITEM 3   -   LEGAL PROCEEDINGS...........................................................    3
            ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS............................................................    3

PART II     .........................................................................................    3
            ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                         RELATED STOCKHOLDER MATTERS.................................................    3
            ITEM 6   -   SELECTED FINANCIAL DATA.....................................................    3
            ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................    3
            ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................    3
            ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................    3

PART III    .........................................................................................    4
            ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF
                         THE REGISTRANT..............................................................    4
            ITEM 11  -   EXECUTIVE COMPENSATION......................................................    4
            ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT.......................................................    4
            ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................    5

PART IV     .........................................................................................    5
            ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K.........................................................    5

SIGNATURES  .........................................................................................    6
INDEX TO EXHIBITS....................................................................................    7

                                    PART I

ITEM 1   -   BUSINESS

             Not Applicable.

ITEM 2   -   PROPERTIES

             GreenPoint Mortgage Securities Inc. (formerly Headlands Mortgage Securities Inc.) (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3   -   LEGAL PROCEEDINGS

             The Sponsor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, Series 1998-3 (the "Trust"), established December 1, 1998, among The Bank of New York, as trustee (the "Trustee"), GreenPoint Mortgage Securities Inc. (formerly Headlands Mortgage Securities Inc.), as Sponsor, GreenPoint Mortgage Funding, Inc. (formerly Headlands Mortgage Company, Inc.), as Seller and Master Servicer (the "Servicer"); the Trustee; the Sponsor or the Servicer which relates to the Trust.

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

             The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from the DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Sponsor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                               CLASS A-1

Name and Address                               Principal Amount                             % of Class
----------------                               ----------------                             ----------
Chase Manhattan Bank                           $50,000,000                                  23.09%
4 New York Plaza, 13th Floor
New York, NY 10004

Investors Fiduciary Trust Company              $166,562,200                                 76.91%
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unite
No. Quincy, MA 02171

                                               CLASS PO

Name and Address                               Principal Amount                             % of Class
----------------                               ----------------                             ----------
Bear Stearns Securities Corp.                  $1,002,393                                   100%
One Metrotech Center North, 4th Floor
Brooklyn, NY 11201-3862

                                               CLASS B-1

Name and Address                               Principal Amount                             % of Class
----------------                               ----------------                             ----------
Bankers Trust Company                          $4,556,300                                   100%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

                                               CLASS B-2

Name and Address                               Principal Amount                             % of Class
----------------                               ----------------                             ----------
Bear Stearns Securities Corp.                  $2,050,300                                   100%
One Metrotech Center North, 4th Floor
Brooklyn, NY 11201-3862

                                               CLASS B-3

Name and Address                               Principal Amount                             % of Class
----------------                               ----------------                             ----------
Bank One Trust Co. N.A./Corporate Trust        $1,366,900                                   100%
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240


ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             None.

                                    PART IV

ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)  The following documents are filed as part of this report:

                  1.  Financial Statements:

                      Not applicable.

                  2.  Financial Statement Schedules:

                      Not applicable.

                  3.  Exhibits:

                      Exhibit No.           Description
                      -----------           -----------
                      99.1                  Statement of Compliance of the
                                            Master Servicer pursuant to
                                            Section 3.13 of the Pooling
                                            and Servicing Agreement.

                      99.2* Annual Independent Public Accountant's Servicing Report with respect to the Master Servicer's overall servicing operations pursuant to Section 3.14 of the Pooling and Servicing Agreement.

_________________
* The document is not due to be delivered until March 31, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the registrant.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         By:   GREENPOINT MORTGAGE SECURITIES INC.,
                               As Sponsor


                               By: /s/ Gilbert J. MacQuarrie
                                  ---------------------------------------------
                               Name:  Gilbert J. MacQuarrie
                               Title: Vice President, Chief Financial Officer
                                      and Secretary

Date: March 30, 2000.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

                   Signature                            Position                                           Date
                   ---------                            --------                                           ----
/s/ S.A. Ibrahim                               President and Director                                   March 30, 2000
-------------------------------------
S.A. Ibrahim                                   (Principal Executive Officer)

/s/ Becky S. Poisson                           Vice President and Director                              March 30, 2000
-------------------------------------
Becky S. Poisson

/s/ Gilbert J. MacQuarrie                      Vice President, Chief Financial Officer, Secretary       March 30, 2000
-------------------------------------
Gilbert J. MacQuarrie                          and Director

/s/ Phillip R. Pollock                         Assistant Secretary                                      March 30, 2000
--------------------------------------
Phillip R. Pollock

/s/ Steven M. Abreu                            Vice President and Director                              March 30, 2000
-------------------------------------
Steven M. Abreu

/s/ Kenneth Siprelle                           Director                                                 March 30, 2000
-------------------------------------
Kenneth Siprelle

/s/ John Edmonds                               Director                                                 March 30, 2000
-------------------------------------
John Edmonds

/s/ Kristen Decker                             Vice President                                           March 30, 2000
-------------------------------------
Kristen Decker

                               INDEX TO EXHIBITS
                                  Item 14(C)

Exhibit No.           Description
-----------           -----------

99.1                  Statement of Compliance of the Master Servicer pursuant to
                      Section 3.13 of the Pooling and Servicing Agreement.

99.2* Annual Independent Public Accountant's Servicing Report with respect to the Master Servicer's overall servicing operations pursuant to Section 3.14 of the Pooling and Servicing Agreement.

_____________________
* The document is not due to be delivered until March 31, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the registrant.