Form 10-K/A
period 1999-12-31
HEADLANDS MORTGAGE PASS THROUGH CERTIFICATES SERIES 1998-3
filed 2000-06-06
CIK 1076488

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

                     Documents incorporated by reference:

                                Not Applicable

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

               3.   Exhibits:

                    Exhibit No.         Description
                    -----------         -----------

                    99.1* Statement of Compliance of the Master Servicer pursuant to Section 3.13 of the Pooling and Servicing Agreement.

                    99.2 Annual Independent Public Accountant's Servicing Report with respect to the Master Servicer's and overall servicing operations pursuant to Section 3.14 of the Pooling Servicing Agreement.
___________________
*  Previously filed.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By:  GREENPOINT MORTGAGE SECURITIES INC.,
                                         As Sponsor


                                         By:  /s/ Gilbert J. MacQuarrie
                                            ------------------------------------
                                         Name:  Gilbert J. MacQuarrie
                                         Title: Vice President, Chief Financial
                                                Officer and Secretary
Date: May 31, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

          Signature                                           Position                                             Date
          ---------                                           --------                                             ----
/s/ S.A. Ibrahim                                       President and Director                                    May 31, 2000
-----------------------------------
S.A. Ibrahim                                           (Principal Executive Officer)


/s/ Becky S. Poisson                                   Vice President and Director                               May 31, 2000
-----------------------------------
Becky S. Poisson


/s/ Gilbert J. MacQuarrie                              Vice President, Chief Financial Officer, Secretary        May 31, 2000
-----------------------------------
Gilbert J. MacQuarrie                                  and Director


/s/ Steven M. Abreu                                    Vice President and Director                               May 31, 2000
-----------------------------------
Steven M. Abreu

                                                       Director                                                  May ___, 2000
-----------------------------------
Kenneth Siprelle

                                                       Director                                                  May ___, 2000
-----------------------------------
John Edmonds

                               INDEX TO EXHIBITS
                                  Item 14(C)

Exhibit No.    Description
-----------    -----------

99.1*          Statement of Compliance of the Master Servicer pursuant to
               Section 3.13 of the Pooling and Servicing Agreement.

99.2 Annual Independent Public Accountant's Servicing Report with respect to the Master Servicer's overall servicing operations pursuant to Section 3.14 of the Pooling and Servicing Agreement.

_____________________
*  Previously filed.